Form 10-Q
period 2026-03-31
Infinite Eagle Acquisition Corp.
filed 2026-05-15
CIK 2084396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from        to

Commission file number: 001-42385

INFINITE EAGLE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

955 Fifth Avenue New York, New York	10075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 209-7280

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one right to receive one twenty-fifth (1/25) of a Class A ordinary share	IEAGU	The Nasdaq Stock Market LLC
Class A ordinary shares, 0.0001 par value	IEAG	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one twenty-fifth (1/25) of one Class A ordinary share	IEAGR	The Nasdaq Stock Market LLC

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

As of May 15, 2026, there were 34,895,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INFINITE EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

INFINITE EAGLE ACQUISITION CORP.
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2026	2025
ASSETS:
Current assets:
Cash	$55,276	$-
Prepaid expenses	190,148	4,648
Total current assets	245,424	4,648

Non-current assets:
Deferred offering expenses	-	356,797
Prepaid expenses - non-current	94,455	-
Investments held in Trust Account	345,843,250	-
Total assets	$346,183,129	$361,445

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$24,987	$82,932
Accrued expenses	59,778	208,374
Total current liabilities	84,765	291,306

Promissory note - related party	-	105,250
Deferred underwriting commissions	12,075,000	-
Total liabilities	12,159,765	396,556

Commitments and contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.01 per share redemption value as of March 31, 2026 and none issued and outstanding as of December 31, 2025	345,243,250	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 395,000 and 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of March 31, 2026 and no shares as of December 31, 2025	40	-
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (1)	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(11,220,789)	(60,111)
Total shareholders’ deficit	(11,219,886)	(35,111)
Total liabilities, Class A Ordinary shares subject to possible redemption and shareholders’ deficit	$346,183,129	$361,445

(1)	As of December 31, 2025, Class B shares included up to 1,125,000 shares subject to forfeiture if the underwriters did not fully or partially exercise the over-allotment option. On January 23, 2026, the underwriters exercised the over-allotment option in full, and as a result, no shares remained subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
UNAUDITED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

General and administrative expenses	$218,465
Loss from operations	(218,465)

Other income:
Interest earned on investments held in Trust Account	1,343,250
Total other income	1,343,250
Net income	$1,124,785

Weighted average outstanding share, Class A redeemable ordinary shares, basic and diluted	27,066,667
Basic and fully diluted net income per Class A redeemable ordinary shares	$0.03

Weighted average outstanding share, Class A and B non-redeemable ordinary shares, basic and diluted	8,660,111
Basic and fully diluted net income per Class A and Class B non-redeemable ordinary shares	$0.03

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	-	$-	8,625,000	$863	$24,137	$(60,111)	$(35,111)
Sale of 395,000 Private Placement Class A Shares	395,000	40	-	-	3,949,960	-	3,950,000
Fair value of Rights at issuance	-	-	-	-	8,625,000	-	8,625,000
Allocated value of transaction costs to Private Placement Shares	-	-	-	-	(181,299)	-	(181,299)
Allocated value of transaction costs to Rights	-	-	-	-	(395,875)	-	(395,875)
Full exercise of over-allotment option	-	-	-	-	-	400,500	400,500
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(12,021,923)	(12,685,963)	(24,707,886)
Net income	-	-	-	-	-	1,124,785	1,124,785
Balance, March 31, 2026 (unaudited)	395,000	$40	8,625,000	$863	$-	$(11,220,789)	$(11,219,886)

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
UNAUDITED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows from Operating Activities:
Net income	$1,124,785
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,343,250)
Changes in operating assets and liabilities:
Prepaid expenses	(279,955)
Accounts payable	(13,973)
Accrued expenses	59,778
Net cash used in operating activities	(452,615)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Cash withdrawn from Trust Account for working capital	500,000
Net cash used in investing activities	(344,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	341,550,000
Proceeds from sale of Private Placements of Class A Shares	3,950,000
Payment of offering costs	(361,989)
Repayment of promissory note - related party IPO	(130,120)
Net cash provided by financing activities	345,007,891

Net change in cash	55,276
Cash at beginning of the period	-
Cash at end of the period	$55,276

Supplemental disclosure of noncash investing and financing activities:
Professional fees paid by sponsor in exchange for IPO Note	$20,800
Deferred offering costs paid by Sponsor in exchange for IPO Note	$4,070
Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from August 8, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 15, 2026. On January 20, 2026, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (the “Class A ordinary shares” or “public shares”) and one right (“Eagle Share Right”), with each Eagle Share Right entitling the holder to receive one twenty-fifth (1/25) of one Class A ordinary share upon the consummation of a business combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $300,000,000. The Company has granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price and did not exercise any part of the option as of January 20, 2026.

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

Transaction costs amounted to $16,016,310, consisting of $3,450,000 of upfront underwriting fees, $12,075,000 of deferred underwriting fees and $491,310 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and certain proceeds from the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account will be initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares in connection with the completion of a business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a business combination, including interest earned on the funds held in the Trust Account (net of amounts released to the Company to fund its working capital requirements (subject to an annual limit of $1,000,000) and taxes paid or payable). The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $55,276 in cash and a working capital surplus of $160,659.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Company has the Completion Window to complete the initial business combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results as of and for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $55,276 in cash as of March 31, 2026. The Company did not have any cash equivalents as of March 31, 2026.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of March 31, 2026, the Company held $345,843,250 of investments held in the Trust Account, all of which was held in a money market fund.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

The Company accounted for the Eagle Share Rights issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the Eagle Share Rights are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in equity.

The over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability (the “Over-Allotment Option Liability”) pursuant to ASC 480, with the changes in fair value of the Over-Allotment Option Liability recorded in the statement of operations.

Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instruments could be required within 12 months of the balance sheet date.

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to Class A ordinary shares were initially charged to temporary equity and then accreted to Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,016,310, of which $15,439,136 was charged to temporary equity upon the completion of the Initial Public Offering and $577,174 was charged to shareholders’ deficit as, per management’s evaluation, the Eagle Share Rights and Private Placement Shares were accounted for under equity treatment.

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 1, all of the 34,500,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering (including the Units sold in connection with the over-allotment option) contain a redemption feature. In accordance with the ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Class A ordinary shares as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A ordinary shares and the redemption value. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital.

As of March 31, 2026, the amounts of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

March 31,
2026

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Eagle Share Rights	(8,625,000)
Proceeds allocated to the over-allotment option	(400,500)
Class A ordinary shares issuance costs	(15,439,136)
Plus:
Adjust carrying value to redemption value	24,707,886
Class A ordinary shares subject to possible redemption, March 31, 2026	$345,243,250

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A ordinary shares and (ii) non-redeemable Class A ordinary shares and Class B ordinary shares, par value of 0.0001 per share (the “Class B ordinary shares”, and together with the Class A ordinary shares, the “ordinary shares”). Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the Eagle Share Rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Eagle Share Right is contingent upon the occurrence of future events. Each holder of an Eagle Share Right will receive one twenty-fifth (1/25) of one Class A ordinary share upon consummation of a business combination. The Company will not issue fractional shares in connection with an exchange of Eagle Share Rights.

As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares, and then share in the earnings of the Company. As a result, diluted net incomes per share is the same as basic net income per share for the period presented.

	For the Three Months Ended March 31, 2026
	Class A	Class A and B, non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$852,139	$272,646
Denominator:
Basic and diluted weighted average shares outstanding	27,066,667	8,660,111
Basic and diluted net income per ordinary share	$0.03	$0.03

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing January 15, 2026 through the earlier of the Company’s consummation of a business combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended March 31, 2026, the Company incurred expenses of $35,588. As of March 31, 2026, $24,588 is included in accounts payable and accrued expenses in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date. Such Working Capital Loans may be convertible into Private Placement Shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding at March 31, 2026.

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

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Note 7—Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 34,395,000 and 0 Class A ordinary shares issued or outstanding, respectively, excluding 34,500,000 shares subject to redemption.

Class B Ordinary Shares - The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Eagle Share Rights - Except in cases where the Company is not the surviving company in a business combination, each holder of an Eagle Share Right will automatically receive one twenty-fifth (1/25) of one Class A ordinary share upon consummation of a business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the business combination, each holder of an Eagle Share Right will be required to affirmatively convert his, her or its rights in order to receive the one twenty-fifth (1/25) of one Class A ordinary share underlying each Eagle Share Right upon consummation of the business combination. If the Company is unable to complete a business combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Eagle Share Rights will not receive any of such funds for their Eagle Share Rights and the Eagle Share Rights will expire worthless. At March 31, 2026, there were 34,500,000 Eagle Share Rights issued and outstanding. There were no Eagle Share Rights issued and outstanding as of December 31, 2025.

Note 8—Trust Account and Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

A total of $345,000,000, which includes $341,550,000 of the net proceeds from the Initial Public Offering and $3,450,000 from the sale of the Private Placement Shares has been placed in the Trust Account. As of March 31, 2026, investment securities in the Company’s Trust Account consisted of $345,843,250 in a money market fund that invests in U.S. government securities.

The following table presents fair value information as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of money market funds, fair value of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Level	Quoted Prices In Active Markets
Money market fund as of March 31, 2026	1	$345,843,250

The fair value of Eagle Share Rights was determined using a discounted cash flow analysis that incorporates the probability-weighted payoff of the share right, discounted over the expected term to business combination. The Eagle Share Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Eagle Share Rights:

January 20, 2026
Traded price of unit	$10.00
Probability of de-SPAC(1)	65%
Expected term to de-SPAC (years)	2.0
Risk-free rate(2)	3.57%
Fair value of Eagle Share Right	$0.25

(1)	Based on market data per SPACInsider.com and Eagle Equity Partners’ track record of 100% de-SPAC completion.
(2)	Interpolated rate based on the U.S. Constant Maturity Treasury Yield curve.

Note 9—Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Investments held in Trust Account	$345,843,250	$	N/A
Cash	$55,276	$	N/A

For the Three Months
Ended
March 31, 2026
General and administrative expenses	$218,465
Interest earned on investments held in Trust Account	$1,343,250

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

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to May 15, 2026, the date the financial statements were available for issuance. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Infinite Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Eagle Equity Partners VI, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward- looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As indicated in the accompanying financial statements, at March 31, 2026, we had an unrestricted cash balance of $55,276. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2026, we had a net income of $1,124,785, a loss from operations of $218,465, comprised of general and administrative expenses, and non-operating income of $1,343,250,comprised of interest earned on the Trust Account.

Through March 31, 2026 our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities in connection with the initial business combination. As of March 31, 2026, we had $55,276 cash and $84,765 in accounts payable and accrued expenses.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $55,276 in cash and a working capital surplus of $160,659. Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and up to $400,000 under a loan from the Sponsor (the “Promissory Note”). The Promissory Note was non-interest bearing and unsecured. The Promissory Note was due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. On January 20, 2026, the Initial Public Offering Promissory Note was repaid in full.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

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

Controls and Procedures

We are required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act and to comply with the internal control requirements of the Sarbanes-Oxley Act beginning with our Annual Report for the fiscal year ended December 31, 2025.  Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Commitments and Contractual Obligations

As of March 31, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Form 10-Q as we have not conducted any operations to date.

Administrative Services and Indemnification Agreement

On October 23, 2024, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.  For the three months ended March 31, 2026, the Company incurred expenses of $35,588. As of March 31, 2026, $24,588 is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. As of March 31, 2026, there were no critical accounting estimates. We have identified the following critical accounting policies:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 23, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed with the SEC on March 23, 2026. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINITE EAGLE ACQUISITION CORP.

Date: May 15, 2026	/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)