Form 10-Q
period 2026-06-30
Infinite Eagle Acquisition Corp.
filed 2026-08-14
CIK 2084396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 34,895,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INFINITE EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

INFINITE EAGLE ACQUISITION CORP.
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2026	2025

ASSETS:
Current assets:
Cash	$454,112	$-
Prepaid expenses	168,897	4,648
Total current assets	623,009	4,648

Deferred offering expenses	-	356,797
Prepaid expenses - non-current	64,626	-
Investments held in Trust Account	348,455,281	-
Total assets	$349,142,916	$361,445

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$14,765	$82,932
Accrued expenses	73,233	208,374
Total current liabilities	87,998	291,306

Promissory note - related party	-	105,250
Deferred underwriting commissions	12,075,000	-
Total liabilities	12,162,998	396,556

Commitments and contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.10 per share redemption value as of June 30, 2026 and none issued and outstanding as of December 31, 2025	348,355,281	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 395,000 and 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of June 30, 2026 and no shares as of December 31, 2025	40	-
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(11,376,266)	(60,111)
Total shareholders’ deficit	(11,375,363)	(35,111)
Total liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$349,142,916	$361,445

(1)	As of December 31, 2025, Class B shares included up to 1,125,000 shares subject to forfeiture if the underwriters did not fully or partially exercise the over-allotment option. On January 23, 2026, the underwriters exercised the over-allotment option in full, and as a result, no shares remained subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
UNAUDITED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Three Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2026

General and administrative expenses	$155,477	$373,942
Loss from operations	(155,477)	(373,942)

Other income:
Interest earned on investments held in Trust Account	3,112,031	4,455,281
Total other income	3,112,031	4,455,281
Net income	$2,956,554	$4,081,339

Weighted average outstanding shares, Class A ordinary redeemable shares, basic and diluted	34,500,000	30,803,867
Basic and fully diluted net income per Class A redeemable ordinary shares	$0.07	$0.10

Weighted average outstanding shares, Class A and Class B ordinary non-redeemable shares, basic and diluted	9,020,000	8,841,050
Basic and fully diluted net income per Class A and Class B ordinary non-redeemable shares	$0.07	$0.10

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares
	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	-	$-	8,625,000	$863	$24,137	$(60,111)	$(35,111)
Sale of 395,000 Private Placement Class A Shares	395,000	40	-	-	3,949,960	-	3,950,000
Fair value of Rights at issuance	-	-	-	-	8,625,000	-	8,625,000
Allocated value of transaction costs to Private Placement Shares	-	-	-	-	(181,299)	-	(181,299)
Allocated value of transaction costs to Rights	-	-	-	-	(395,875)	-	(395,875)
Full exercise of over-allotment option	-	-	-	-	-	400,500	400,500
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	-	-	-	-	(12,021,923)	(12,685,963)	(24,707,886)
Net income	-	-	-	-	-	1,124,785	1,124,785
Balance, March 31, 2026 (unaudited)	395,000	$40	8,625,000	$863	$-	$(11,220,789)	$(11,219,886)
Accretion of Class A ordinary shares subject to possible redemption to redemption amount	-	-	-	-	-	(3,112,031)	(3,112,031)
Net income	-	-	-	-	-	2,956,554	2,956,554
Balance, June 30, 2026 (unaudited)	395,000	$40	8,625,000	$863	$-	$(11,376,266)	$(11,375,363)

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
UNAUDITED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash Flows from Operating Activities:
Net income	$4,081,339
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,455,281)
Changes in operating assets and liabilities:
Prepaid expenses	(228,875)
Accounts payable	(24,195)
Accrued expenses	73,233
Net cash used in operating activities	(553,779)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Cash withdrawn from Trust Account for working capital	1,000,000
Net cash used in investing activities	(344,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	341,550,000
Proceeds from sale of Private Placements of Class A Ordinary Shares	3,950,000
Payment of offering costs	(361,989)
Repayment of promissory note - related party IPO	(130,120)
Net cash provided by financing activities	345,007,891

Net change in cash	454,112
Cash at beginning of the period	-
Cash at end of the period	$454,112

Supplemental disclosure of noncash investing and financing activities:
Professional fees paid by sponsor in exchange for IPO Note	$20,800
Deferred offering costs paid by Sponsor in exchange for IPO Note	$4,070
Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026
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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 8, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward completing a business combination. The Company must complete one or more business combinations having an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a business combination.

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

Liquidity and Capital Resources

As of June 30, 2026, the Company had $454,112 in cash and a working capital surplus of $535,011.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), loan proceeds from the Sponsor of up to $400,000 under the Promissory Note (as defined in Note 5). On January 20, 2026, the Promissory Note was repaid in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the private placement held outside of the Trust Account. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, paying stock exchange listing fees, paying amounts due under the Administrative Services and Indemnification Agreement (as defined in Note 5), paying director and officer liability insurance premiums, paying legal and other service providers, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination. Further, the Company is permitted to withdraw interest earned on the funds held in the Trust Account to fund working capital requirements, subject to an annual limitation of $1,000,000. On February 5, 2026, and June 1, 2026, the Company withdrew $500,000 and $500,000, respectively, from the Trust Account to fund its working capital expenses.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.

Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2026. The interim results for the three months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31,2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside of Trust Account with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash of $454,112 and $0, respectively. The Company had no cash equivalents as of June 30, 2026 or December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, the Company held $348,455,281 and $0, respectively, of investments held in the Trust Account, all of which was held in money market fund.

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

The Company accounted for the Eagle Share Rights issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the Eagle Share Rights are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in equity

The over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability (the “Over-Allotment Option Liability”) pursuant to ASC 480, with the changes in fair value of the Over-Allotment Option Liability recorded in the statement of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 1, all of the 34,500,000 Class A ordinary shares sold as part of the Units in the Initial Public Offering (including the Units sold in connection with the over-allotment option) contain a redemption feature. In accordance with the ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Class A ordinary shares as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Class A ordinary shares and the redemption value. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital.

As of June 30, 2026, the amounts of Class A ordinary shares reflected on the accompanying balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Eagle Share Rights	(8,625,000)
Proceeds allocated to the over-allotment option	(400,500)
Class A ordinary shares issuance costs	(15,439,136)
Plus:
Accretion for Class A ordinary shares to redemption value	27,819,917
Class A ordinary shares subject to possible redemption	$348,355,281

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares, and then share in the earnings of the Company. As a result, diluted net incomes per share is the same as basic net income per share for the period presented.

	For the Three Months Ended
	June 30, 2026
	Class A	Class A and B, non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,343,776	$612,778
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	9,020,000
Basic and diluted net income per ordinary share	$0.07	$0.07

	For the Six Months Ended
	June 30, 2026
	Class A	Class A and B, non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,171,176	$910,163
Denominator:
Basic and diluted weighted average shares outstanding	30,803,867	8,841,050
Basic and diluted net income per ordinary share	$0.10	$0.10

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

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing January 15, 2026 through the earlier of the Company’s consummation of a business combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and six months ended June 30, 2026, the Company incurred expenses of $38,549 and $74,137, respectively, for services under this agreement, which were included in the general and administrative expenses on the accompanying statements of operations. As of June 30, 2026 and December 31, 2025, $14,765 and $0, respectively,  is included in accounts payable and accrued expenses in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date. Such Working Capital Loans may be convertible into Private Placement Shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding at June 30, 2026.

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

Note 7—Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 395,000 and 0 Class A ordinary shares issued or outstanding, respectively, excluding 34,500,000 shares subject to redemption.

Class B Ordinary Shares - The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Eagle Share Rights - Except in cases where the Company is not the surviving company in a business combination, each holder of an Eagle Share Right will automatically receive one twenty-fifth (1/25) of one Class A ordinary share upon consummation of a business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the business combination, each holder of an Eagle Share Right will be required to affirmatively convert his, her or its rights in order to receive the one twenty-fifth (1/25) of one Class A ordinary share underlying each Eagle Share Right upon consummation of the business combination. If the Company is unable to complete a business combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Eagle Share Rights will not receive any of such funds for their Eagle Share Rights and the Eagle Share Rights will expire worthless. At June 30, 2026, there were 34,500,000 Eagle Share Rights issued and outstanding. There were no Eagle Share Rights issued and outstanding as of December 31, 2025.

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

A total of $345,000,000, which includes $341,550,000 of the net proceeds from the Initial Public Offering and $3,450,000 from the sale of the Private Placement Shares has been placed in the Trust Account. As of June 30, 2026, investment securities in the Company’s Trust Account consisted of $348,455,281 in a money market fund that invests in U.S. government securities.

The following table presents fair value information as of June 30, 2026, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of money market funds, fair value of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Level	Quoted Prices In Active Markets
Money market fund as of June 30, 2026	1	$348,455,281

At the Initial Public Offering, the fair value of Eagle Share Rights was determined using a discounted cash flow analysis that incorporates the probability-weighted payoff of the share right, discounted over the expected term to business combination. The Eagle Share Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Eagle Share Rights:

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

	June 30,	December 31,
	2026	2025
Investments held in Trust Account	$348,455,281	$	N/A
Cash	$454,112	$	N/A

	For the Three Months	For the Six Months
	Ended	Ended
	June 30, 2026	June 30, 2026
General and administrative expenses	$155,477	373,942
Interest earned on the Trust Account	$3,112,031	4,455,281

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed an initial business combination Public Offering and eventually a business combination within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to August 14, 2026, the date the financial statements were available for issuance. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward- looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on August 8, 2025 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial “Business Combination”.

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

As indicated in the accompanying financial statements, at June 30, 2026, we had an unrestricted cash balance of $454,112 as well as $348,455,281 of investments held in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Efficiency Inc, acting as trustee. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and activities related to our search for an initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had a net income of $2,956,554 and $4,081,339, a loss from operations of $155,477 and $373,942, respectively, comprised of general and administrative expenses, and non-operating income of $3,112,031 and $4,455,281, respectively, comprised of interest earned on the Trust Account.

Through June 30, 2026 our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities in connection with the initial business combination. As of June 30, 2026, we had $454,112 in cash and $87,998 in accounts payable and accrued expenses.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $454,112 in cash and a working capital surplus of $535,011. Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and up to $400,000 under a loan from the Sponsor (the “Promissory Note”). The Promissory Note was non-interest bearing and unsecured. The Promissory Note was due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. On January 20, 2026, the Initial Public Offering Promissory Note was repaid in full.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

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

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.

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

Commitments and Contractual Obligations

As of June 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Form 10-Q as we have not conducted any operations to date.

Administrative Services and Indemnification Agreement

On January 15, 2026, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.  For the three and six months ended June 30, 2026, the Company incurred expenses of $38,549 and $74,137, respectively. As of June 30, 2026, $14,765 is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. As of June 30, 2026, there were no critical accounting estimates, except for the fair value of the Public Share Rights. We have identified the following critical accounting policies:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2025, our Sponsor purchased an 8,625,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.003 per share. Such securities were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the issuance of the Founder Shares.

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

On January 23, 2026, in connection with the full exercise of the Over-Allotment Option, the Company closed the issuance and sale of 4,500,000 Over-Allotment Option Units. The Over-Allotment Option Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $45,000,000. Simultaneously with the closing of the sale of the Over-Allotment Option Units, the Company completed the private sale of an additional 45,000 Private Placement Shares to the Sponsor at a price of $10.00 per share, generating gross proceeds to the Company of $450,000. The issuances of the Private Placement Shares were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances of Private Placement Shares.

Of the gross proceeds received from the Initial Public Offering, including the Over-Allotment Option Units and the private placements of Private Placement Shares, $345,000,000 was placed in the Trust Account.

Transaction costs for the Initial Public Offering amounted to $16,016,310 consisting of $3,450,000 of underwriting discounts, $12,075,000 of deferred underwriting fees and $491,310 of other offering costs.

There has been no material change in the planned use of proceeds from the Initial Public Offering as described in the final prospectus dated January 15, 2026, which was filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

INFINITE EAGLE ACQUISITION CORP.

Date: August 14, 2026	/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)