Form 10-Q
period 2026-09-30
Infinite Eagle Acquisition Corp.
filed 2026-11-13
CIK 2084396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from         to

Commission file number: 001-43055

INFINITE EAGLE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

955 Fifth Avenue New York, New York	10075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 209-7280

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one right to receive one twenty-fifth (1/25) of a Class A ordinary share	IEAGU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	IEAG	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one twenty-fifth (1/25) of one Class A ordinary share	IEAGR	The Nasdaq Stock Market LLC

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

As of November 13, 2026, there were 34,895,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INFINITE EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION	1
Item 1. Interim Financial Statements
Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2026 and the Period from August 8, 2025 (Inception) to September 30, 2025	2
Unaudited Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and the Period from August 8, 2025 (Inception) to September 30, 2025	3
Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2026 and the Period from August 8, 2025 (Inception) to September 30, 2025	4
Notes to Unaudited Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
Part II. - OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
SIGNATURES	27

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

INFINITE EAGLE ACQUISITION CORP.
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2026	2025

ASSETS:
Current assets:
Cash	$368,712	$-
Prepaid expenses	147,648	4,648
Total current assets	516,360	4,648

Non-current assets:
Deferred offering expenses	-	356,797
Prepaid expenses - non-current	34,797	-
Investments held in Trust Account	351,634,528	-
Total assets	$352,185,685	$361,445

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$2,410	$82,932
Accrued expenses	98,475	208,374
Total current liabilities	100,885	291,306

Promissory note - related party	-	105,250
Deferred underwriting commissions	12,075,000	-
Total liabilities	12,175,885	396,556

Commitments and contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.19 per share redemption value as of September 30, 2026 and none issued and outstanding as of December 31, 2025	351,534,528	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 395,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of September 30, 2026 and no shares issued and outstanding as of December 31, 2025	40	-
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(11,525,631)	(60,111)
Total shareholders’ deficit	(11,524,728)	(35,111)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$352,185,685	$361,445

(1)	This number as of December 31, 2025 includes up to 1,125,000 Class B ordinary shares that were subject to forfeiture, if the underwriters did not exercise the over-allotment option in full or in part. The over-allotment option was fully exercised on January 23, 2026, and these shares were no longer subject to forfeiture as of September 30, 2026.

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND

THE PERIOD FROM AUGUST 8, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	For the Period from August 8, 2025 (Inception) to September 30, 2025
General and administrative expenses	$149,365	$523,307	$39,818
Loss from operations	(149,365)	(523,307)	(39,818)

Other income:
Interest earned on investments held in Trust Account	3,179,247	7,634,528	-
Total other income	3,179,247	7,634,528	-
Net income (loss)	$3,029,882	$7,111,221	$(39,818)

Weighted average outstanding share, Class A ordinary redeemable shares, basic and diluted	34,500,000	32,049,451	-
Basic and fully diluted net income per Class A redeemable ordinary shares	$0.07	$0.17	$-

Weighted average outstanding share, Class A and Class B non-redeemable shares, basic and diluted (1)	9,020,000	8,901,355	7,500,000
Basic and fully diluted net income (loss) per Class A and Class B ordinary shares	$0.07	$0.17	$(0.01)

(1)	The amount for the period from August 8, 2025 to September 30, 2025 excludes up to 1,125,000 Class B ordinary shares that were subject to forfeiture, if the underwriters did not exercise the over-allotment option in full or in part. The amount for the nine months ended September 30, 2026 excludes such shares until January 23, 2026. The over-allotment option was fully exercised on January 23, 2026, and these shares were no longer subject to forfeiture as of September 30, 2026.

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary Shares
	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025 (1)	-	$-	8,625,000	$863	$24,137	$(60,111)	$(35,111)
Sale of 395,000 Private Placement Class A Shares	395,000	40	-	-	3,949,960	-	3,950,000
Fair value of Rights at issuance	-	-	-	-	8,625,000	-	8,625,000
Allocated value of transaction costs to Private Placement Shares	-	-	-	-	(181,299)	-	(181,299)
Allocated value of transaction costs to Rights	-	-	-	-	(395,875)	-	(395,875)
Full exercise of Over-Allotment Option	-	-	-	-	-	400,500	400,500
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(12,021,923)	(12,685,963)	(24,707,886)
Net income	-	-	-	-	-	1,124,785	1,124,785
Balance, March 31, 2026 (unaudited)	395,000	$40	8,625,000	$863	$-	$(11,220,789)	$(11,219,886)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(3,112,031)	(3,112,031)
Net income	-	-	-	-	-	2,956,554	2,956,554
Balance, June 30, 2026 (unaudited)	395,000	$40	8,625,000	$863	$-	$(11,376,266)	$(11,375,363)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(3,179,247)	(3,179,247)
Net income	-	-	-	-	-	3,029,882	3,029,882
Balance, September 30, 2026 (unaudited)	395,000	$40	8,625,000	$863	$-	$(11,525,631)	$(11,524,728)

FOR THE PERIOD FROM AUGUST 8, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, August 8, 2025 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor at approximately $0.003 per share	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(39,818)	(39,818)
Balance, September 30, 2025 (unaudited) (1)	-	$-	8,625,000	$863	$24,137	$(39,818)	$(14,818)

(1)	Class B ordinary shares as of September 30, 2025 and December 31, 2025 include up to 1,125,000 Class B ordinary shares that were subject to forfeiture, if the underwriters did not exercise the over-allotment option in full or in part. The over-allotment option was fully exercised on January 23, 2026, and these shares were no longer subject to forfeiture as of September 30, 2026.

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
AND THE PERIOD FROM AUGUST 8, 2025 (INCEPTION) TO SEPTEMBER 30, 2025

	Nine Months Ended September 30, 2026	For the Period from August 8, 2025 (Inception) to September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$7,111,221	$(39,818)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation expenses paid by Sponsor in exchange for Class B ordinary shares	-	5,000
Interest income on investments held in Trust Account	(7,634,528)	-
Changes in operating assets and liabilities:
Prepaid expenses	(177,797)	-
Accounts payable	(36,550)	26,161
Accrued expenses	98,475	8,657
Net cash used in operating activities	(639,179)	-

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	-
Cash withdrawn from Trust Account for working capital purposes	1,000,000	-
Net cash used in investing activities	(344,000,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	341,550,000	-
Proceeds from sale of Private Placements of Class A Shares	3,950,000	-
Payment of offering costs	(361,989)	-
Repayment of promissory note - related party IPO	(130,120)	-
Net cash provided by financing activities	345,007,891	-

Net change in cash	368,712	-
Cash at beginning of the period	-	-
Cash at end of the period	$368,712	$-

Supplemental disclosure of noncash investing and financing activities:
Professional fees paid by sponsor in exchange for IPO Note	$20,800	$-
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$-	$20,000
Deferred offering costs included in accounts payable	$-	$13,369
Deferred offering costs included in accrued expenses	$-	$105,681
Deferred offering costs paid by Sponsor in exchange for IPO Note	$4,070	$-
Deferred underwriting fee payable	$12,075,000	$-

The accompanying notes are an integral part of these financial statements.

INFINITE EAGLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 8, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2026, the Company had $368,712 in cash and a working capital surplus of $415,475.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

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

Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside of Trust Account with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had cash of $368,712 and $0, respectively. The Company had no cash equivalents as of September 30, 2026 or December 31, 2025.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of September 30, 2026 and December 31, 2025, the Company held $351,634,528 and $0, respectively, of investments held in the Trust Account. As of September 30, 2026, all investments were held in a money market fund.

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

As of September 30, 2026, the amounts of Class A ordinary shares reflected on the accompanying balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Eagle Share Rights	(8,625,000)
Proceeds allocated to the over-allotment option	(400,500)
Class A ordinary shares issuance costs	(15,439,136)
Plus:
Accretion for Class A ordinary shares to redemption value	30,999,164
Class A ordinary shares subject to possible redemption	$351,534,528

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) Class A ordinary shares and (ii) non-redeemable Class A ordinary shares and Class B ordinary shares, par value of $0.0001 per share (the “Class B ordinary shares”, and together with the Class A ordinary shares, the “ordinary shares”). Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Eagle Share Rights issued in connection with the Initial Public Offering since the exercise of the Eagle Share Right is contingent upon the occurrence of future events. Each holder of an Eagle Share Right will receive one twenty-fifth (1/25) of one Class A ordinary share upon consummation of a business combination. The Company will not issue fractional shares in connection with an exchange of Eagle Share Rights.

As of September 30, 2026 and December 31, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares, and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

	For the Three Months Ended		For the Period from August 8, 2025 (Inception) to
	September 30, 2026		September 30, 2025
	Class A	Class A and B, non-redeemable	Class A	Class A and B, non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,401,906	$627,976	$-	$(39,818)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	9,020,000	-	7,500,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$-	$(0.01)

	For the Nine Months Ended		For the Period from August 8, 2025 (Inception) to
	September 30, 2026		September 30, 2025
	Class A	Class A and B, non-redeemable	Class A	Class A and B, non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$5,565,476	$1,545,745	$-	$(39,818)
Denominator:
Basic and diluted weighted average shares outstanding	32,049,451	8,901,355	-	7,500,000
Basic and diluted net income (loss) per ordinary share	$0.17	$0.17	$-	$(0.01)

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units (comprised of 30,000,000 Units sold in connection with the Initial Public Offering and 4,500,000 Units sold in connection with the full exercise by the underwriters of the over-allotment option), at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one Eagle Share Right.

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

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing January 15, 2026 through the earlier of the Company’s consummation of a business combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and nine months ended September 30, 2026, the Company incurred expenses of $38,507 and $112,645, respectively, for services under this agreement, which were included in the general and administrative expenses on the accompanying statements of operations. As of September 30, 2026 and December 31, 2025, $0 and $0, respectively,  is included in accounts payable and accrued expenses in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date. Such Working Capital Loans may be convertible into Private Placement Shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding at September 30, 2026 and December 31, 2025.

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

Note 7—Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2026, there were 395,000 Class A ordinary shares issued and outstanding, excluding 34,500,000 shares subject to redemption. At December 31, 2025, there were 0 Class A ordinary shares issued or outstanding.

Class B Ordinary Shares - The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Eagle Share Rights - Except in cases where the Company is not the surviving company in a business combination, each holder of an Eagle Share Right will automatically receive one twenty-fifth (1/25) of one Class A ordinary share upon consummation of a business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the business combination, each holder of an Eagle Share Right will be required to affirmatively convert his, her or its rights in order to receive the one twenty-fifth (1/25) of one Class A ordinary share underlying each Eagle Share Right upon consummation of the business combination. If the Company is unable to complete a business combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Eagle Share Rights will not receive any of such funds for their Eagle Share Rights and the Eagle Share Rights will expire worthless. At September 30, 2026, there were 34,500,000 Eagle Share Rights issued and outstanding. There were no Eagle Share Rights issued and outstanding as of December 31, 2025.

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

A total of $345,000,000, which includes $341,550,000 of the net proceeds from the Initial Public Offering and $3,450,000 from the sale of the Private Placement Shares has been placed in the Trust Account. As of September 30, 2026, investment securities in the Company’s Trust Account consisted of $351,634,528 in a money market fund that invests in U.S. government securities.

The following table presents fair value information as of September 30, 2026, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of money market funds, fair value of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Level	Quoted Prices In Active Markets
Money market fund as of September 30, 2026	1	$351,634,528

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

At the Initial Public Offering, the over-allotment option was accounted for as a liability under ASC 480 and measured at fair value using Level 3 inputs. It was recognized at the IPO on January 20, 2026 and settled when it was exercised on January 23, 2026.

Over-allotment option liability

Fair value as of December 31, 2025	$-
Initial measurement on January 20, 2026	400,500
Derecognition upon full exercise of the over-allotment option on January 23, 2026	(400,500)
Fair value as of September 30, 2026	$-

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

	September 30,	December 31,
	2026	2025
Investments held in Trust Account	$351,634,528	$-
Cash	$368,712	$-

	For the Three Months	For the Nine Months	For the Period from August 8, 2025 (Inception)
	Ended	Ended	to
	September 30, 2026	September 30, 2026	September 30, 2025
General and administrative expenses	$149,365	$523,307	$39,818
Interest earned on the Trust Account	$3,179,247	$7,634,528	-

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. The CODM reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and to determine the most effective strategy of investment of the Trust Account funds, while maintaining compliance with the trust agreement.

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to November 13, 2026, the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As indicated in the accompanying financial statements, at September 30, 2026, we had an unrestricted cash balance of $368,712 as well as $351,634,528 of investments held in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Efficiency Inc, acting as trustee. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three and nine months ended September 30, 2026, we had a net income of $3,029,882 and $7,111,221, respectively, a loss from operations of $149,365 and $523,307, respectively, comprised of general and administrative expenses, and non-operating income of $3,179,247 and $7,634,528, respectively, comprised of interest earned on the Trust Account.

For the period from August 8, 2025 (Inception) through September 30, 2025, we incurred a net loss of $39,818, consisting entirely of general and administrative expenses.

Through September 30, 2026 our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities in connection with the initial business combination. As of September 30, 2026, we had $368,712 in cash and $100,885 in accounts payable and accrued expenses.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $368,712 in cash and a working capital surplus of $415,475. Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and up to $400,000 under a loan from the Sponsor (the “Promissory Note”). The Promissory Note was non-interest bearing and unsecured. The Promissory Note was due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. On January 20, 2026, the Initial Public Offering Promissory Note was repaid in full.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

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

Prior to the completion of our initial business combination, we will have available to us the approximately $368,712 of proceeds held outside the Trust Account plus permitted withdrawals. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Controls and Procedures

We are required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act and to comply with the internal control requirements of the Sarbanes-Oxley Act beginning with our Annual Report for the fiscal year ended December 31, 2026. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Commitments and Contractual Obligations

As of September 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Form 10-Q as we have not conducted any operations to date.

Administrative Services and Indemnification Agreement

On January 15, 2026, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.  For the three and nine months ended September 30, 2026, the Company incurred expenses of $38,507 and $112,645, respectively. As of September 30, 2026, $0 is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. As of September 30, 2026, there were no critical accounting estimates. We have identified the following critical accounting policies:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

INFINITE EAGLE ACQUISITION CORP.

Date: November 13, 2026	/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)